Form 10KSB
period 2000-12-31
LUMINARY ACQUISITION CORP
filed 2001-04-02
CIK 1100380

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                               December 31, 2000
                      ----------------------------------
 OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to ______________

                        Commission file number 0-28609

                       LUMINARY ACQUISITION CORPORATION
             (Exact name of small business issuer in its charter)

          Delaware                                         52-2201516
   -------------------------                               ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  1504 R Street, N.W., Washington, D.C. 20009
                  -------------------------------------------
             (Address of principal executive offices)  (zip code)

                  Issuer's Telephone Number:     202/387-5400
                                                 ------------


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.            $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                           Outstanding at December 31, 2000
   --------------------------------            --------------------------------
   Common Stock, par value $0.0001                       5,000,000

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

Item 2.  Description of Property

   The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

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

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

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

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

     TPG Capital Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. TPG Capital Corporation may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with TPG Capital Corporation is not exclusive and the Company may enter into similar agreements with other persons or entities.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2000 are attached to this filing.

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:


     Name                 Age    Positions and Offices Held
     ----------------     ---    --------------------------
     James M. Cassidy     65     President, Secretary, Director

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

     James Michael Cassidy, Esq., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York and is admitted to practice before the United States Tax Court and the United States Supreme Court.

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

     The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to TPG Capital Corporation by a target business for the purchase of all or some of the common stock of the Company owned by TPG Capital Corporation. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target business.

     Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


     Name and Address              Amount of Beneficial  Percent of
     of Beneficial Owner           Ownership             Outstanding Stock
     -------------------           --------------------  ------------------
     TPG Capital Corporation            5,000,000                100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     James M. Cassidy(1)                5,000,000                100%
     1504 R Street, N.W.
     Washington, D.C. 20009

     All Executive Officers and
     Directors as a Group
     (1 Person)                         5,000,000                100%

(1) Mr. Cassidy is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

Item 12.  Certain Relationships and Related Transactions

     On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:


                                NUMBER OF        TOTAL
     NAME                       SHARES           CONSIDERATION
                                ---------        -------------

     TPG Capital Corporation    5,000,000        $500

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LUMINARY ACQUISITION CORPORATION


                         By:   /s/ James M. Cassidy
                              ----------------------
                                    James M. Cassidy, President

Dated:  March 29, 2001


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE        DATE

/s/ James M. Cassidy        Director      March 29, 2001

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE        1  INDEPENDENT AUDITORS' REPORT

PAGE        2  BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE        3  STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER
                 31, 2000 AND FOR THE PERIOD FROM MARCH 24, 1999
                 (INCEPTION) TO DECEMBER 31, 2000

PAGE        4  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
                 PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31,
                 2000

PAGE        5  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER
                 31, 2000 AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000

PAGES    6 - 7  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
Luminary Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Luminary Acquisition Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and for the period from March 24, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Luminary Acquisition Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period from March 24, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.



WEINBERG & COMPANY, P.A.



Boca Raton, Florida
February 15, 2001

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                            -----------------------

                                             ASSETS
                                             ------
Cash                                                                            $             500
                                                                                -----------------

TOTAL ASSETS                                                                    $             500
------------                                                                    =================
                               LIABILITIES AND STOCKHOLDER'S EQUITY
                               ------------------------------------

LIABILITIES                                                                     $              --
                                                                                -----------------

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding                                                                    --
 Common Stock, $.0001 par value, 100,000,000 shares authorized,
  5,000,000 issued and outstanding                                                            500
 Additional paid-in capital                                                                 1,330
 Deficit accumulated during development stage                                              (1,330)
                                                                                -----------------

 Total Stockholder's Equity                                                                   500
                                                                                -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $             500
------------------------------------------                                      =================


                 See accompanying notes financial statements.

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                            -----------------------



                                                                                       March 24, 1999
                                                        For the Year Ended             (Inception) to
                                                         December 31, 2000           December 31, 2000
                                                     -----------------------     ------------------------
Income                                               $                    --                           --

Expenses
 Organization expense                                                     --                          580
 Professional fees                                                        --                          750
                                                     -----------------------     ------------------------

   Total expenses                                                         --                        1,330
                                                     -----------------------     ------------------------

NET LOSS                                             $                    --     $                 (1,330)
--------                                             =======================     ========================


                See accompanying notes to financial statements.

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                             TO DECEMBER 31, 2000
                            -----------------------


                                                                         Additional       Deficit Accumulated
                                                 Common Stock              Paid-in        During Development
                                               Shares       Amount         Capital             Stage              Total
                                            -----------   --------   -----------------   ------------------      --------
Common stock issuance                         5,000,000   $    500   $              --   $               --      $    500

Fair value of services and expenses                  --         --               1,330                   --         1,330
 contributed

Net loss for the year ended:
  December 31, 1999                                  --         --                  --               (1,330)       (1,330)
  December 31, 2000                                  --         --                  --                   --            --
                                            -----------   --------   -----------------   ------------------      --------
BALANCE AT DECEMBER 31, 2000                  5,000,000   $    500   $           1,330   $           (1,330)     $    500
----------------------------                ===========   ========   =================   ==================      ========

                See acompanying notes to financial statements.

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                            -----------------------


                                                                                        March 24, 1999
                                                           For the Year Ended           (Inception) to
                                                            December 31, 2000          December 31, 2000
                                                        -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $                    --    $               (1,330)
Adjustment to reconcile net loss to net cash used
 by operating activities:
 Contributed expenses                                                        --                      1,330
   Net cash used in operating activities                                     --                         --
                                                        -----------------------    -----------------------

Cash flows from investing activities                                         --                         --
                                                        -----------------------    -----------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                      --                        500
                                                        -----------------------    -----------------------
   Net cash provided by financing activities                                 --                        500
                                                        -----------------------    -----------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         -                        500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             500                          -
                                                        -----------------------    -----------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $                   500    $                   500
-----------------------------------------               =======================    =======================

                See accompanying notes to financial statements.

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

       (A) Organization and Business Operations
       ----------------------------------------

       Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

       The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

       (B) Use of Estimates
       --------------------

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

       (C) Cash and Cash Equivalents
        ----------------------------

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (D) Income Taxes
       ----------------

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2000.

NOTE  2 - STOCKHOLDER'S EQUITY
------------------------------

       (A) Preferred Stock
       -------------------

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000
                            -----------------------

       value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       (B) Common Stock
       ----------------

       The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation pursuant to Rule 506 for an aggregate consideration of $500.

       (C) Additional Paid-In Capital
       ------------------------------

       Additional paid-in capital at December 31, 2000 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

NOTE 3 - AGREEMENT
------------------

       On June 7, 1999, the Company signed an agreement with TPG Capital Corporation (TPG), a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

            1. Preparation and filing of required documents with the Securities and Exchange Commission.
            2. Location and review of potential target companies.
            3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES
------------------------

       Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation (See Note 3).