Form 10QSB
period 2001-03-31
LUMINARY ACQUISITION CORP
filed 2001-05-15
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

          Commission file number   0-28609

          LUMINARY ACQUISITION CORPORATION
   (Exact name of registrant as specified in its charter)

Delaware                         52-2201516
(State or other jurisdiction    (I.R.S. Employer
 of incorporation organization)  Or Identification
                                 No.)

    1504 R Street, N.W., Washington, D.C. 20009
(Address of principal executive offices  (zip code)

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

Class               Outstanding at March 31, 2001
Common Stock,
par value $0.0001                5,000,000

    PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          LUMINARY ACQUISITION CORPORATION
           (A Development Stage Company)
                As of March 31, 2001
                    (Unaudited)

                       ASSETS

Cash
                                        $ 500
                                       --------
TOTAL ASSETS                            $ 500
                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                             $  -
                                        -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized,
none issued and outstanding                 -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
5,000,000 issued and outstanding           500
Additional paid-in capital               1,330
Deficit accumulated during
development stage                       (1,330)
                                         -------

Total Stockholder's Equity                 500
                                         -------

TOTAL LIABILITIES AND STOCKHOLDER'S
     EQUITY                               $500
                                         =========

See accompanying notes to financial statements

            LUMINARY ACQUISITION CORPORATION
              (A Development Stage Company)
                 Statement of Operations
                       (Unaudited)

             For the three   For the three  March24,1999
             Months Ended    Months ended   (Inception)to
             March 31, 2001  March 31, 2000 March 31,
2001

Income        $    -            $  -            $  -

Expenses
  Organization
    expense         -               -              580
   Professional
    Fees            -               -              750
              ----------      --------         --------

Total expenses     -               -             1,330
              ----------       --------         -------
NET LOSS           -               -            (1,330)
               =========       ========         =======

      See accompanying notes to financial statements

             LUMINARY ACQUISITION CORPORATION
              (A Development Stage Company)
       Statement of Changes in Stockholder's Equity
      For the Period From March 24, 1999 (Inception)
                    To March 31, 2001
                       (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -           $ 500

Fair value of
expenses contributed   -           -         1,330           -          1,330

Net loss for the periods ended:

December 31, 1999      -           -          -           (1,330)      (1,330)
December 31, 2000      -           -          -             -            -
March 31, 2001         -           -          -             -            -

BALANCE AT
March 31, 2001     5,000,000     $ 500      $1,330        $ (1,330)     $ 500

            See accompanying notes to financial statements

                   LUMINARY ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           March 31, 2001      March 31, 2000     March 31, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $  (1,330)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                   1,330
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                   -                    -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                    -               $ 500
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business. (See
Note 5)

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

NOTE 2  STOCKHOLDER'S EQUITY

        A.  Preferred Stock

     The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. At inception, the Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

        C.  Additional Paid-In Capital

     Additional paid-in capital at March 31, 2001 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

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

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5 POTENTIAL TARGET COMPANY

     TPG Capital Corporation has had preliminary discussions with a potential target company which TPG Capital Corporation may present to the Company for consideration for a business combination. TPG
Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all.

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

     TPG Capital Corporation has had preliminary discussions with a potential target company which TPG Capital Corporation may present to the Company for consideration for a business combination. TPG
Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all.

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

Dated: May 14, 2001