Form 10QSB
period 2001-06-30
LUMINARY ACQUISITION CORP
filed 2001-08-03
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   June 30, 2001
or

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

Class               Outstanding at June 30, 2001

Common Stock,
par value $0.0001           5,000,000


                PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          LUMINARY ACQUISITION CORPORATION
           (A Development Stage Company)
                As of June 30, 2001
                    (Unaudited)

                       ASSETS

Cash
                                  $ 500
                                   -------
TOTAL ASSETS                      $ 500
                                   =======

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                       $  -
                                    -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
20,000,000 shares authorized,
none issued and outstanding           -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
5,000,000 issued and outstanding     500
Additional paid-in capital         1,330
Deficit accumulated during
development stage                 (1,330)
                                   -------
Total Stockholder's Equity           500
                                   -------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY              $500
                                   =======

See accompanying notes to financial statements

              LUMINARY ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the      For the      For the     For the    March24,
             Six Months   Six Months   3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             June 30,     June 30,     June 30,    June 30,   to June 30,
             2001         2000         2001        2000       2001

Income       $    -       $  -         $  -        $  -       $   -

Expenses
  Organization
    expense       -          -            -           -           580
  Professional
    Fees          -          -            -           -           750
               -------     -------     -------     -------     -------

Total expenses    -          -            -           -         1,330
               -------     -------     -------     -------     -------
NET LOSS          -          -            -           -        (1,330)
               =======     =======     =======     =======     =======

               See accompanying notes to financial statements

                      LUMINARY ACQUISITION CORPORATION
                        (A Development Stage Company)
                Statement of Changes in Stockholder's Equity
               For the Period From March 24, 1999 (Inception)
                              To June 30, 2001
                                (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         5,000,000    $ 500     $  -         $   -          $   500

Fair value of
expenses contributed   -           -         1,330           -          1,330

Net loss for the periods ended:

December 31, 1999      -           -          -           (1,330)      (1,330)
December 31, 2000      -           -          -             -            -
June 30, 2001          -           -          -             -            -

BALANCE AT
June 30, 2001      5,000,000     $ 500     $1,330        $(1,330)       $ 500

            See accompanying notes to financial statements

                   LUMINARY ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           June 30, 2001       June 30, 2000      June 30, 2001

CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $  (1,330)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                   1,330
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                   500                 -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                   500              $  500
                             ==========               ==========       ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

     Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001 the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business. (See
Note 5),

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial
Accounting Standards No. 109, "Accounting for Income
Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

        C.  Additional Paid-In Capital

     Additional paid-in capital at June 30, 2001 represents the fair value of the amount of organization and professional costs incurred by TPG
Capital Corporation on behalf of the Company.
(See Note 3)

NOTE 3  AGREEMENT

     On March 24, 1999, the Company signed an agreement with TPG Capital Corporation, a related entity (See Note 4). The agreement calls for TPG
Capital Corporation to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

        1.  Preparation and filing of required
documents with the Securities and Exchange
Commission.

       2.  Location and review of potential target
companies.

       3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation. (See Note 3)

NOTE 5 POTENTIAL TARGET COMPANY

      TPG Capital Corporation has entered into an agreement with a private company to assist it in becoming a public company. TPG Capital Corporation may present this private company to the Company for consideration for a business combination.
TPG Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all. It does not appear at this time that discussions with this potential target company will be undertaken by the Company.

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

      TPG Capital Corporation has entered into an agreement with a private company to assist it in becoming a public company. TPG Capital Corporation may present this private company to the Company for consideration for a business combination.
TPG Capital Corporation has not yet made such recommendation and cannot predict when it will do so, if at all. It does not appear at this time that discussions with this potential target company will be undertaken by the Company.

         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

     On June 4, 2001, without admitting or denying any wrongdoing, James M. Cassidy, the sole director and executive officer of the Company, and TPG Capital Corporation, a corporation controlled by Mr. Cassidy, consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section
10(b) of the Securities Exchange Act of 1934
("1934 Act") and Rule 10b-5 thereunder and from causing any violation and future violation of
Section 13(a) of the 1934 Act and Rules 13a-13 and
12b-20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD Over-The-Counter Bulletin
Board.

     Specifically, the Securities and Exchange
Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged in negotiations with specific entities regarding a possible business combination. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged in merger negotiations. TPG Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty.

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

Dated: August 1, 2001