Form 10KSB
period 2003-12-31
LUMINARY ACQUISITION CORP
filed 2004-03-30
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB
(Mark One)
[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                             December 31, 2003

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

Class                              Outstanding at December 31, 2003

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

     Since inception, the Company has sold securities which were not registered as follows:

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

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2003 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

Name                     Age            Positions and Offices Held

James M. Cassidy          68             President, Secretary, Director

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2003.

Item 14.  Controls and Procedures

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

Dated:  March 24, 2004


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            March 24, 2004

                   LUMINARY ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                         FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003

                   LUMINARY ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)


                               CONTENTS
                               --------

PAGE        1       INDEPENDENT AUDITORS' REPORT

PAGE        2       BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE        3       STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
                    FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2003

PAGE        4       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR
                    THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO
                    DECEMBER 31, 2003

PAGE        5       STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 2003 AND 2001 AND FOR THE PERIOD
                    FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2003

PAGES     6 - 9     NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

To the Board of Directors of:
Luminary Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Luminary Acquisition Corporation (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from March 24, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Luminary Acquisition Corporation (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from March 24, 1999 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 8, 2004

              LUMINARY ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                    DECEMBER 31, 2003
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
                                       ========



            See accompanying notes to financial statements
                               2

             LUMINARY ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF OPERATIONS
                 -----------------------

                                                      For the Period
                                                          From
                      For the Year   For the Year     March 24, 1999
                         Ended          Ended         (Inception) to
                      December 31,   December 31,       December 31,
                          2003          2002               2003
                      -----------    ------------     --------------

Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 580
 Professional fees           -            -                 750
                      ----------      ---------        ---------

Total expenses               -            -               1,330
                      ----------      ---------         ---------

NET LOSS              $      -         $  -             $(1,330)
==========            ==========      =========        ==========


             See accompanying notes to financial statements
                                   3

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                           TO DECEMBER 31, 2003
                           --------------------

                                                          Deficit
                                                         Accumulated
                                             Additional    During
                        Common Stock Issued    Paid-In   Development
                          Shares     Amount    Capital      Stage      Total
                         -------     ------    -------   ----------   -------

Common Stock Issuance    5,000,000    $ 500     $  -      $  -         $  500

Fair value of expenses
  contributed                   -        -       1,330        -         1,330

Net loss for the years ended:
 December 31, 1999              -        -         -        (1,330)    (1,330)
 December 31, 2000              -        -         -         -            -
 December 31, 2001              -        -         -         -            -
 December 31, 2002              -        -         -         -            -
 December 31, 2003              -        -         -         -            -

                          ---------   ------     -----     --------    ------
BALANCE AT
  DECEMBER 31, 2003      5,000,000    $ 500     $1,330      $(1,330)   $  500
===================      =========    =====      =====      ========    ======

                 See accompanying notes to financial statements
                                    4

                     LUMINARY ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                                           For The Period
                                                                From
                              For the Year                 March 24, 1999
                                 Ended         Ended       (Inception) to
                              December 31,   December 31,   December 31,
                                 2003          2002            2003
                              -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                     $    -         $   -          $ (1,330)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses              -             -              1,330
                               -------        -------        --------
 Net Cash Used In
     Operating Activities         -            -                -
                                -------       -------        --------
CASH FLOWS FROM
   INVESTING ACTIVITIES           -             -                -
                               -------        -------        --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
   common stock                   -             -               500
                               -------        -------        --------
 Net Cash Provided By Financing
    Activities                    -             -               500
                               -------        -------        -------
INCREASE IN CASH AND
   CASH EQUIVALENTS               -             -               500

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD           500            500               -
                               -------        -------        -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD               $ 500           $500             $500
=================             ========        =======         ======

                 See accompanying notes to financial statements
                                       5

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2003 and 2002.

                       LIMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------

(E) Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------

Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity;
(ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

                      LUMINARY ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003
                           -----------------------

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation pursuant to Rule 506 for an aggregate consideration of $500.

(C) Additional Paid-In Capital

Additional paid-in capital at December 31, 2003 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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