Form 10QSB
period 2004-03-31
LUMINARY ACQUISITION CORP
filed 2004-05-14
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                             March 31, 2004
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class              Outstanding at March 31, 2004

Common Stock, par value $0.0001                 5,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

              LUMINARY ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET
                  AS OF MARCH 31, 2004
                       (Unaudited)
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
                                       =======



             See accompanying notes to financial statements
                                    2

                     LUMINARY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                         -----------------------

             		For the     For the    March24,
             		3-Months    3-Months   1999
             		Ended       Ended      (Inception)
             		March 31, 	March 31,	March 31,
             		2004        2003        2004

Income       		$  -        $  -       	$   -

Expenses
  Organization
    expense       	-           -               580
  Professional
    Fees			-           -               750
               		-------     -------     -------

Total expenses    	-           -             1,330
               		-------     -------     -------
NET LOSS          	-           -           $(1,330)
               		=======     =======     =======

                See accompanying notes to financial statements
                                       3

                   	  LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                               TO MARCH 31, 2004
                                 (Unaudited)
                           --------------------

                                                           Deficit
                                                           Accumulated
                                               Additional  During
                        Common Stock Issued    Paid-In     Development
                          Shares     Amount    Capital     Stage        Total
                         -------     ------    -------    ----------    -----
Common Stock Issuance    5,000,000    $ 500     $  -        $  -       $  500

Fair value of expenses
  contributed                   -        -        1,330        -        1,330

Net loss for the years ended:
 December 31, 1999              -        -         -         (1,330)   (1,330)
 December 31, 2000              -        -         -           -          -
 December 31, 2001              -        -         -           -          -
 December 31, 2002              -        -         -           -          -
 December 31, 2003              -        -         -           -          -
 March 31, 2004                 -        -         -           -          -
                          ---------   ------     -----     --------    ------
BALANCE AT
  MARCH 31, 2004         5,000,000    $ 500     $1,330     $(1,330)      500
===================      =========    =====      =====      =======    ======

               See accompanying notes to financial statements
                                       4

                           LUMINARY ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               ------------------------

                                                                    For The Period
                                                                    From
                                    January 1,      January 1,      March 24, 1999
                                    2004 to         2003 to         (Inception) to
                                    March 31, 2004  March 31, 2003   March 31, 2004
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

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial
Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity;
(ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2004 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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

                                    9
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERAITONS

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

Dated:   May 12, 2004

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            May 12, 2004