Form 10QSB
period 2007-03-31
LUMINARY ACQUISITION CORP
filed 2007-05-14
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2007
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                        Outstanding at March 31, 2007

Common Stock, par value $0.0001                 5,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                 LUMINARY ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEET
                       AS OF MARCH 31, 2007
                           (Unaudited)
                      -----------------------
                             ASSETS
                             ------

Cash                                          $ 500
                                             ------
TOTAL ASSETS                                  $ 500
                                             ======



        LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------


LIABILITIES                                    $  -

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                      -

Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 5,000,000 issued and outstanding                500

Additional paid-in capital                     2,890

Deficit accumulated during
    development stage                         (2,890)
                                              -------
 Total Stockholder's Equity                      500
                                              -------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                         $ 500
                                               ======



          See accompanying notes to condensed financial statements
                                    2

                     LUMINARY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

                           For the              For the           March 24,
                           Three-Months         Three-Months      1999
                           Ended                Ended            (Inception) to
                           March 31, 2007       March 31, 2006    March 31, 2007


Income                     $  -                $  -                 $   -

Expenses
  Organization expense        -                   -                   1,330
  Professional Fees          780                  -                   1,560
                          -------              -------               ------

   Total expenses            780                  -                   2,890

                          -------              -------               -------

NET LOSS                    (780)                 -                  (2,890)
                          =======              =======               =======

                See accompanying notes to condensed financial statements
                                       3

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO MARCH 31, 2007
                                  (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------          -----         -----

Common Stock Issuance       5,000,000    $ 500      $  -           $  -           $   500
Fair value of services
 and expenses contributed      -           -          2,890			     2,890

Net loss for the years ended:
 December 31, 1999             -           -           -             (1,330)       (1,330)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 December 31, 2006             -           -           -              (780) 	    (780)
 March 31, 2007                -           -           -              (780)         (780)
-----------                 ------        -----      ------         -------       -------
BALANCE AT
 March 31, 2007            5,000,000       500       $2,890         $(2,890)      $   500
============               =========      =====      ======         ========      =======

                    See accompanying notes to condensed financial statements
                                                     4

                           LUMINARY ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              ------------------------

                               For the Three-     For the Three-      March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               March 31, 2007     March 31, 2006      March 31, 2007
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $ (780)             $   -               $(2,890)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses               780                  -                 2,890
                                -------              ------              --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------              --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------              --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   500
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                    -                   -                   500
                                -------              -------              --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   500

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              500                  500                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 500                $ 500              $  500
===============                 ========               =======            ========

                  See accompanying notes to condensed financial statements

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF March 31, 2007
                                 (Unaudited)
                            -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2007, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)  Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007, and the period March 24, 1999 (inception) to March 31, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

(C)  Use of Estimates

In preparing condensed financial statements in conformity with accounting principles generally accepted in the United States of America, management is requird to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E) Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")--an interpretation of FASB Statement
No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF March 31, 2007
                                  (Unaudited)
                            -----------------------

(E) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" (FAS 159), which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157 ("FAS 157") "Fair Value Measurements," which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2007 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

NOTE 3	SERVICES AGREEMENT

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

                                        7
`



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

ITEM 3A(T).  Controls and Procedures.

	Not applicable.


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

Dated:   May 14, 2007

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE           DATE

   /s/ James M. Cassidy             Director            May 14, 2007

                                                       EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302


I, James M. Cassidy, Chief Executive Officer and Chief Financial
Officer of Luminary Acquisition Corporation, certify that:

1.   I have reviewed the attached report on Form 10-QSB.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      Date: May 14, 2007                /s/ James M. Cassidy
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                              EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Luminary Acquisition Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-QSB for the period ended March 31,
2007 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ James M. Cassidy
                                 President and Director and
                                 Chief Executivie Officer,
                                 Chief Financial Officer and
                                 Principal Accounting Officer
Date:  May 14, 2007