Form 10QSB
period 2007-06-30
LUMINARY ACQUISITION CORP
filed 2007-08-16
CIK 1100380

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2007
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

         Class                        Outstanding at June 30, 2007

Common Stock, par value $0.0001                 5,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                 LUMINARY ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEET
                       AS OF JUNE 30, 2007
                           (Unaudited)
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
                                               ======



          See accompanying notes to condensed financial statements
                                    2

                     LUMINARY ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                          -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	6-Months    6-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		June 30, 	June 30,	June 30,    June 30, 	to June 30,
             		2007            2006        	2007	    2006	2007

Income       		$  -        	$  -       	$  -	    $   -	$  -

Expenses
 Professional Fees	    0		  780		 780		780	 1,560
 Organization
    expense        	    -		   -	       	   -		-	 1,330
                       ------- 		-------  	------	    -------	-------

   Total expenses           0              780       	  780		780	 2,890
                       ------- 		-------  	------	    -------	-------

NET LOSS                 (  0)             (780)       	 (780)		(780)	(2,890)
                       =======          =======		======	    ========	=======

               See accompanying notes to condensed financial statements

                       LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                                TO June 30, 2007
                                  (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------          -----         -----

Common Stock Issuance       5,000,000    $ 500      $  -           $  -           $   500
Fair value of services
 and expenses contributed      -           -          2,890			     2,890

Net loss for the years ended:
 December 31, 1999             -           -           -             (1,330)       (1,330)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 December 31, 2006             -           -           -              (780) 	    (780)
 June 30, 2007                 -           -           -              (780)         (780)
-----------                 ------        -----      ------         -------       -------
BALANCE AT
 June 30, 2007             5,000,000       500       $2,890         $(2,890)      $   500
============               =========      =====      ======         ========      =======

                    See accompanying notes to condensed financial statements
                                                     4

                           LUMINARY ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              ------------------------

                               For the Six-       For the Six-        March 24, 1999
                               Months Ended       Months Ended        (Inception) to
                               June 30, 2007      June 30, 2006       June 30, 2007
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $ (780)             $  (780)              $(2,890)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses               780                  780                2,890
                                -------              ------              --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------              --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------              --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   500
                                -------              -------              --------
     Net Cash Provided By Financing
       Activities                    -                   -                   500
                                -------              -------              --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   500

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              500                  500                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 500                $ 500              $  500
===============                 ========               =======            ========

                  See accompanying notes to condensed financial statements

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF June 30, 2007
                                 (Unaudited)
                            -----------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2007, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)  Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007, and the period March 24, 1999 (inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation S-B.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

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

                        LUMINARY ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2007
                                  (Unaudited)
                            -----------------------

(E) Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")--an interpretation of FASB Statement
No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(F) Recent Accounting Pronouncements

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2007 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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

Dated:   August 16, 2007

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE           DATE

   /s/ James M. Cassidy             Director            August 16, 2007

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

      Date: August 16, 2007               /s/ James M. Cassidy
                                          President and Director and
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                              EXHIBIT 32

CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Luminary Acquisition Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-QSB for the period ended June 30,
2007 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ James M. Cassidy
                                 President and Director and
                                 Chief Executivie Officer,
                                 Chief Financial Officer and
                                 Principal Accounting Officer
Date:  August 16, 2007