Form 10-Q
period 2008-03-31
LUMINARY ACQUISITION CORP
filed 2015-03-19
CIK 1100380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-28609

LUMINARY ACQUISITION CORPORATION

(Name of small business issuer in its charter)

Delaware	52-2201516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1504 R Street, N.W., Washington, D.C.	20009
(Address of principal executive offices)	(zip code)

Issuer’s Telephone Number: 202/387-5400

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, par value $0.0001	Common Stock, par value $0.0001

Documents incorporated by reference: None

PART I

Item 1. Description of Business

Luminary Acquisition Corporation (the “Company”) was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-Q.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no public market for the Company’s securities.

Following a business combination, a target company will normally wish to cause the Company’s common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

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

In order to qualify for listing on the Nasdaq Capital Market, a company must have at least (i) stockholders’ equity of $5,000,000, market value of publicly held shares of $15,000,000 and 2 years operating history or stockholders’ equity of $4,000,000, market value of publicly held shares of $5,000,000 and net income from continuing operations in latest fiscal year or two of the last three years of $750,000; (ii) a public float of 1,000,000 shares; (iii) a bid price of $4.00; and (iv) three market makers; and (v) 300 shareholders. For continued listing on the Nasdaq Capital Market, a company must have at least (i) stockholders’ equity of $2,500,000 or market value of listed securities of $35,000,000 or net income from continuing operations in the lastest fiscal year or in two of the last three fiscal years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000;(iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
March 25, 1999	TPG Capital Corporation(1)	5,000,000	$500

(1) Mr. Cassidy, the president and sole director of the Company,is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

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

The Company does not anticipate expending funds itself for locating a target company. James M. Cassidy, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company’s management, its affiliates or associates. If TPG Capital Corporation stops or becomes unable to continue to pay the Company’s operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

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

The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company’s officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

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

The Company filed a Current Report on Form 8-K on March 10, 2008 reporting these events.

Item 7. Financial Statements

The financial statements for three months ended March 31, 2008 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 8A(T). Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B.

There is no information required to be filed on a Form 8-K during the fourth quarter of the year covered by this Form 10-Q.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Directors and Officers of the Company as of March 31, 2008 were:

Name	Age	Positions and Offices Held

James M. Cassidy	72	President, Secretary, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above- named officer and director is not acting on behalf of nor will act at the direction of any other person.

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

The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to TPG Capital Corporation by a target business for the purchase of all or some of the common stock of the Company owned by TPG Capital Corporation. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy’s choice of a target business.

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

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 10. Executive Compensation

The Company’s officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of TPG Capital Corporation.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2008, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock

TPG Capital Corporation
1504 R Street, N.W.
Washington, D.C. 20009	5,000,000	100%

James M. Cassidy(1)
1504 R Street, N.W.
Washington, D.C. 20009	5,000,000	100%

All Executive Officers and Directors as a Group (1 Person)	5,000,000	100%

(1)	Mr. Cassidy is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

Item 12. Certain Relationships and Related Transactions

On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

NAME	NUMBER OF SHARES	TOTAL CONSIDERATION

TPG Capital Corporation	5,000,000	$500

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company’s officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

Item 13. Exhibits

There are no additional exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10-SB are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Company has no activities, no income and no expenses. The Company’s president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q and Form 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

March 31, 2008	March 31, 2007
$2,500	$780

Audit-Related Fees

There were no audit related services for the years ended 2007 and 2006.

Tax Fees

The Company incurred $0 for tax related services provided by Weinberg & Company for three months ended March 2008 and 2007.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended March 2008 and 2007.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEET AS OF MARCH 31, 2008

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2006 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2008

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2008

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2008

PAGES	F-7 - F-9	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2008

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Luminary Acquisition Corporation

We have audited the accompanying balance sheet of Luminary Acquisition Corporation (a development stage company) (the “Company”) as of March 31, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for three months ended March 31, 2008 and 2007 and for the period March 24, 1999 (inception) through March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 included in the accompanying Form 10-Q and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminary Acquisition Corporation as of March 31, 2008 and the results of their operations and their cash flows for three months ended March 31, 2008 and 2007 and for the period from March 24, 1999 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida

March 25, 2008

F-2

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF March 31, 2008

ASSETS
Cash	$500
TOTAL ASSETS	$500

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES	$-

STOCKHOLDER’S EQUITY

Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500
Additional paid-in capital	2,890
Deficit accumulated during development stage	(2,890)
Total Stockholder’s Equity	500
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$500

See accompanying notes to financial statements.

F-3

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
Income	$-	$-	$-

Expenses
Organization expense	-	-	580
Professional Fees	780	780	2,310

Total expenses	780	780	2,890

NET LOSS	$(780)	$(780)	$(2,890)

Basic and diluted — loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	5,000,000	5,000,000

See accompanying notes to financial statements.

F-4

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)

THROUGH MARCH 31, 2008

				Deficit
				Accumulated
	Common		Additional	During
	Stock	Issued	Paid-	Development
	Shares	Amount	In Capital	Stage	Total
Common stock issuance	5,000,000	$500	$-	$-	$500

Fair value of expenses contributed	-	-	2,890	-	2,890

Net loss for the years ended:
December 31, 1999	-	-	-	(1,330)	(1,330)
December 31, 2000	-	-	-	-	-
December 31, 2001	-	-	-	-	-
December 31, 2002	-	-	-	-	-
December 31, 2003	-	-	-	-	-
December 31, 2004	-	-	-	-	-
December 31, 2005	-	-	-	-	-
December 31, 2006	-	-	-	(780)	(780)
December 31, 2007	-	-	-	(780)	(780)
March 31, 2008	-	-	-	-	-
BALANCE AS OF MARCH 31, 2008	5,000,000	$500	$2,890	$(2,890)	$500

See accompanying notes to financial statements.

F-5

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For The Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(780)	$(780)	$(2,890)
Adjustment to reconcile net loss to net cash used by operating activities

Contributed expenses	780	780	2,890

Net Cash Used In Operating Activities	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	500
Net Cash Provided By Financing Activities	-	-	500
INCREASE IN CASH AND CASH EQUIVALENTS	-	-	500

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	500	500	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$500	$500	$500

See accompanying notes to financial statements.

F-6

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) (“the Company”) was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation. The Company’s fiscal year end is December 31.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for three months ended March 31, 2008 and 2007.

F-7

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

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

(F) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

F-8

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

NOTE 2 STOCKHOLDER’S EQUITY

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

(C) Additional Paid-In Capital

Additional paid-in capital as of March 31, 2008 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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

F-9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMINARY ACQUISITION CORPORATION

	By:	/s/ James M. Cassidy
James M. Cassidy, President

Dated: March 19, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ James M. Cassidy	Director	March 19, 2015
James M. Cassidy

11