Form 10-Q
period 2008-06-30
LUMINARY ACQUISITION CORP
filed 2015-03-19
CIK 1100380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, par value $0.0001	Common Stock, par value $0.0001

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