Form 10-Q
period 2009-03-31
LUMINARY ACQUISITION CORP
filed 2015-03-19
CIK 1100380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-28609

LUMINARY ACQUISITION CORPORATION

(Name of small business issuer in its charter)

Delaware	52-2201516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1504 R Street, N.W., Washington, D.C.	20009
(Address of principal executive offices)	(zip code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, par value $0.0001	Common Stock, par value $0.0001

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
March 25, 1999	Shaun Morgan(1)	5,000,000	$500
March 04 2008	Shaun Morgan	4,750,000	$47,500
March 04 2008	Jakatah Family Trust	75,000,000	$750
March 04 2008	Shaun Morgan	125,000,000	$1250
March 04 2008	Northern Trustee Services	25,000,000	$250
March 04 2008	Seconto AG	1,000,000	$10
March 04 2008	New Zealand Petroleum	10,000,000	$100

(1) Mr. Morgan the president and sole director of the Company, he is the sole director and controlling shareholder of New Zealand Petroleum, Seconto AG and Northern Trustee Services is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

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

The Company has entered into an agreement with Shaun Morgan, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. Shaun Morgan has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. James M. Morgan, the sole officer and director of the Company, is the sole officer and director and controlling shareholder of Shaun Morgan.

The Company does not anticipate expending funds itself for locating a target company. James M. Morgan, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company’s management, its affiliates or associates. If Shaun Morgan stops or becomes unable to continue to pay the Company’s operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Shaun Morgan may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. Shaun Morgan may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with Shaun Morgan is not exclusive and the Company may enter into similar agreements with other persons or entities.

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

Item 8A(T). Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Directors and Officers of the Company as of March 31, 2008 were:

Name	Age	Positions and Offices Held

Shaun Morgan	31	President, Secretary, Director

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

Shaun Morgan., received a Bachelor of Economics in 1996 from Northwestern University, a Bachelor of and a Master of Economics from the London School of Economics in 2002. From 1997-2000, Mr. Morgan was a junior trader at Merrill Lynch Pierce Fenner Smith. From 2000-2002, Mr. Morgan as a Senior Fund Manager and Trade Analyst at G-Trade (New York). From 2002-2011, Mr. Morgan was an associate Director at SDC Bankcard and Bank Julius division for Private Wealth in Zurich Switzerland. Mr. Morgan has been a principal in the securities firm First Mutual Credit specializing in investment banking and related corporate and financing matters. Mr. Morgan holds many key awards and is a leading figure in the debt capital markets industry.

Other Similar Companies

Shaun G Morgan, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

A conflict may arise in the event that a similar company with which Mr. Morgan is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

Mr. Morgan is the principal of Australian Capital Investment Group, a full service investment banking firm located in Antigua and Sydney Australia. As such, demands may be placed on the time of Mr. Morgan which would detract from the amount of time he is able to devote to the Company. Mr. Morgan intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Morgan would not attend to other matters prior to those of the Company.

The terms of business combination may include such terms as Mr. Morgan remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Morgan is the principal. The terms of a business combination may provide for a payment by cash or otherwise to Shaun Morgan by a target business for the purchase of all or some of the common stock of the Company owned by Shaun Morgan. Mr. Morgan would directly benefit from such employment or payment. Such benefits may influence Mr. Morgan’s choice of a target business.

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

Item 10. Executive Compensation

The Company’s officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of Shaun Morgan.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock

Shaun Morgan
1504 R Street, N.W.
Washington, D.C. 20009	5,000,000	100%

Shaun Morgan(1)
1504 R Street, N.W.
Washington, D.C. 20009	5,000,000	100%

All Executive Officers and Directors as a Group (1 Person)	5,000,000	100%

(1)	Mr. Morgan is the sole director and controlling shareholder of Shaun Morgan and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

Item 12. Certain Relationships and Related Transactions

On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

NAME	NUMBER OF SHARES	TOTAL CONSIDERATION

Shaun Morgan	5,000,000	$500

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

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEET AS OF March 31, 2009

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2009

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2008

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2009

PAGES	F-7 - F-9	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Luminary Acquisition Corporation

We have audited the accompanying balance sheet of Luminary Acquisition Corporation (a development stage company) (the “Company”) as of March 31, 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for three months ended March 31, 2009 and 2008 and for the period March 24, 1999 (inception) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 included in the accompanying Form 10-Q and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminary Acquisition Corporation as of March 31, 2009 and the results of their operations and their cash flows for three months ended March 31, 2009 and 2008 and for the period from March 24, 1999 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida

March 25, 2009

F-2

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF March 31, 2009

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

F-3

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
Income	$-	$-	$-

Expenses
Organization expense	-	-	580
Professional Fees	780	780	2,310

Total expenses	780	780	2,890

NET LOSS	$(780)	$(780)	$(2,890)

Basic and diluted — loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	5,000,000	5,000,000

See accompanying notes to financial statements.

F-4

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)

THROUGH MARCH 31, 2009

				Deficit
				Accumulated
	Common		Additional	During
	Stock	Issued	Paid-	Development
	Shares	Amount	In Capital	Stage	Total
Common stock issuance	5,000,000	$500	$-	$-	$500

Fair value of expenses contributed	-	-	2,890	-	2,890

Net loss for the years ended:
December 31, 1999	-	-	-	(1,330)	(1,330)
December 31, 2000	-	-	-	-	-
December 31, 2001	-	-	-	-	-
December 31, 2002	-	-	-	-	-
December 31, 2003	-	-	-	-	-
December 31, 2004	-	-	-	-	-
December 31, 2005	-	-	-	-	-
December 31, 2006	-	-	-	(780)	(780)
December 31, 2007	-	-	-	(780)	(780)
March 31, 2008	-	-	-	-	-
March 31, 2009
BALANCE AS OF MARCH 31, 2009	5,000,000	$500	$2,890	$(2,890)	$500

See accompanying notes to financial statements.

F-5

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For The Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(780)	$(780)	$(2,890)
Adjustment to reconcile net loss to net cash used by operating activities

Contributed expenses	780	780	2,890

Net Cash Used In Operating Activities	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	500
Net Cash Provided By Financing Activities	-	-	500
INCREASE IN CASH AND CASH EQUIVALENTS	-	-	500

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	500	500	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$500	$500	$500

See accompanying notes to financial statements.

F-6

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) (“the Company”) was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation. The Company’s fiscal year end is December 31.

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

F-7

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2008 and 2007

(F) Recent Accounting Pronouncements

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

AS OF MARCH 31, 2009

NOTE 2 STOCKHOLDER’S EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to Shaun Morgan pursuant to Rule 506 for an aggregate consideration of $500.

(C) Additional Paid-In Capital

Additional paid-in capital as of March 31, 2009 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by Shaun Morgan on behalf of the Company (See Note 3).

NOTE 3 AGREEMENT

On June 7, 1999, the Company signed an agreement with Shaun Morgan, a related entity (See Note 4). The Agreement calls for Shaun Morgan to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

1.	Preparation and filing of required documents with the Securities and Exchange Commission.

2.	Location and review of potential target companies.

3.	Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 RELATED PARTIES

Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of Shaun Morgan (See Note 3).

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

LUMINARY ACQUISITION CORPORATION

	By:	/s/ Shaun G Morgan
Shaun G Morgan, President

Dated: March 19, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Shaun G Morgan	Director	March 19, 2015
Shaun G. Morgan

11