Form 10-Q
period 2010-03-31
LUMINARY ACQUISITION CORP
filed 2015-03-19
CIK 1100380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, par value $0.0001	Common Stock, par value $0.0001

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
March 25, 1999	Shaun Morgan(1)	5,000,000	$500
March 04 2009	Shaun Morgan	4,750,000	$47,500
March 04 2009	Jakatah Family Trust	75,000,000	$750
March 04 2009	Shaun Morgan	125,000,000	$1250
March 04 2009	Northern Trustee Services	25,000,000	$250
March 04 2009	Seconto AG	1,000,000	$10
March 04 2009	New Zealand Petroleum	10,000,000	$100

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

Subsequent Events

On February 26, 2009, the Company filed an amendment to its Certificate of Incorporation increasing its authorized capitalization to 1,000,000,000 shares of common stock, par value $.0001, and 20,000,000 shares of undesigned preferred stock, $.0001 par value.

On March 4, 2009, the following events resulted in a change of control of the Company: (i) the Company redeemed 4,750,000 of its 5,000,000 outstanding shares of common stock (ii) the Company issued 236,000,000 shares of its common stock (iii) new officers and directors of the Company were appointed and the prior officer and director of the Company resigned.

The Company filed a Current Report on Form 8-K on March 10, 2009 reporting these events.

Item 7. Financial Statements

The financial statements for three months ended March 31, 2009 are attached to this filing.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

The Directors and Officers of the Company as of March 31, 2009 were:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

March 31, 2009	March 31, 2008
$2,500	$780

Audit-Related Fees

There were no audit related services for the years ended 2008 and 2006.

Tax Fees

The Company incurred $0 for tax related services provided by Weinberg & Company for three months ended March 2009 and 2008.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended March 2009 and 2008.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEET AS OF March 31, 2010

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2010

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2010

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) THROUGH MARCH 31, 2010

PAGES	F-7 - F-9	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2010

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Luminary Acquisition Corporation

We have audited the accompanying balance sheet of Luminary Acquisition Corporation (a development stage company) (the “Company”) as of March 31, 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for three months ended March 31, 2010 and 2009 and for the period March 24, 1999 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 included in the accompanying Form 10-Q and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminary Acquisition Corporation as of March 31, 2010 and the results of their operations and their cash flows for three months ended March 31, 2010 and 2009 and for the period from March 24, 1999 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida

March 25, 2010

F-2

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF March 31, 2010

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

F-3

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
Income	$-	$-	$-

Expenses
Organization expense	-	-	580
Professional Fees	780	780	2,310

Total expenses	780	780	2,890

NET LOSS	$(780)	$(780)	$(2,890)

Basic and diluted — loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	5,000,000	5,000,000

See accompanying notes to financial statements.

F-4

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)

THROUGH MARCH 31, 2010

				Deficit
				Accumulated
	Common		Additional	During
	Stock	Issued	Paid-	Development
	Shares	Amount	In Capital	Stage	Total
Common stock issuance	5,000,000	$500	$-	$-	$500

Fair value of expenses contributed	-	-	2,890	-	2,890

Net loss for the years ended:
December 31, 1999	-	-	-	(1,330)	(1,330)
December 31, 2000	-	-	-	-	-
December 31, 2001	-	-	-	-	-
December 31, 2002	-	-	-	-	-
December 31, 2003	-	-	-	-	-
December 31, 2004	-	-	-	-	-
December 31, 2005	-	-	-	-	-
December 31, 2006	-	-	-	(780)	(780)
December 31, 2008	-	-	-	(780)	(780)
March 31, 2009	-	-	-	-	-
March 31, 2010
BALANCE AS OF MARCH 31, 2010	5,000,000	$500	$2,890	$(2,890)	$500

See accompanying notes to financial statements.

F-5

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For The Period
			From
	For three months	For three months	March 24, 1999
	Ended	Ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(780)	$(780)	$(2,890)
Adjustment to reconcile net loss to net cash used by operating activities

Contributed expenses	780	780	2,890

Net Cash Used In Operating Activities	-	-	-
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	500
Net Cash Provided By Financing Activities	-	-	500
INCREASE IN CASH AND CASH EQUIVALENTS	-	-	500

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	500	500	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$500	$500	$500

See accompanying notes to financial statements.

F-6

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Luminary Acquisition Corporation (a development stage company) (“the Company”) was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation. The Company’s fiscal year end is December 31.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for three months ended March 31, 2009 and 2008.

F-7

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2009 and 2008

(F) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In February 2008, the FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No.115 (FAS 159) will become effective for the Company on January 1, 2009. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on its results of operations, financial position or cash flows.

In December 2008, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2009. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

F-8

LUMINARY ACQUISITION CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

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

(C) Additional Paid-In Capital

Additional paid-in capital as of March 31, 2010 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by Shaun Morgan on behalf of the Company (See Note 3).

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

NOTE 5 SUBSEQUENT EVENTS

On February 26, 2009, the Company filed an amendment to its Certificate of Incorporation increasing its authorized capitalization to 1,000,000,000 shares of common stock, par value $.0001, and 20,000,000 shares of undesignated preferred stock, $.0001 par value.

On March 4, 2009, the following events resulted in a change of control of the Company: (i) the Company redeemed 4,750,000 of its 5,000,000 outstanding shares of common stock, (ii) the Company issued 236,000,000 shares of its common stock and (iii) new officers and directors of the Company were appointed and the prior officer and director of the Company resigned.

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